Form 10-Q
period 1996-03-31
IMPERIAL GOVERNMENT INCOME TRUST SERIES I
filed 1996-05-23
CIK 900472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                            COMMISSION FILE NUMBER:



                   IMPERIAL GOVERNMENT INCOME TRUST SERIES I


               CALIFORNIA                             33-6172937
    -------------------------------       ------------------------------------
    (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)



           20371 IRVINE AVENUE, SANTA ANA HEIGHTS, CALIFORNIA  92707

                                (714) 474-8500


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES        NO  X
    ---       ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST POSSIBLE DATE:

          CLASS                   CERTIFICATES OUTSTANDING AT MAY 10, 1996
          -----                   ----------------------------------------

PASS-THROUGH CERTIFICATES                         3,769,830

                       IMPERIAL GOVERNMENT INCOME TRUST

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------


                        Part 1 - Financial Information


                                                                            Page
                                                                            ----
Item 1.   Financial Statements:

          Balance Sheet - (Unaudited)
          March 31, 1996                                                      1

          Statement of Income - (Unaudited)
          March 31, 1996                                                      2

          Statement of Cash Flows - (Unaudited)
          March 31, 1996                                                      3

          Notes to Consolidated Financial Statements (Unaudited)              4

Item 2.   Management's Discussion and Analysis of Financial                   6
          Condition and Results of Operations


                          Part II - Other Information

Items 1-5 Not Applicable

Item 6.   Exhibit - and Reports on Form 8-K                                   8

          Signatures                                                          9

                       IMPERIAL GOVERNMENT INCOME TRUST
                                 BALANCE SHEET

                                  (Unaudited)

                                                       December 31,   March 31,
                                                           1995         1996
                  ASSETS

Cash................................................    $   45,694   $   44,935
Mortgage-backed securities available-for-sale.......     2,232,540    2,154,555
Purchased mortgage servicing rights.................     1,097,738    1,065,074
Other assets........................................       113,796      114,323
                                                        ----------   ----------
     Total assets...................................    $3,489,768   $3,378,887
                                                        ==========   ==========

LIABILITIES AND CERTIFICATE HOLDERS' EQUITY

Other liabilities...................................    $    6,553   $   12,373
Dividends Payable...................................        41,445       41,023
                                                        ----------   ----------
     Total liabilities..............................        47,998       53,396
                                                        ----------   ----------
Certificate holders' equity:
Trust certificates..................................     3,458,819    3,458,819
Retained earnings (Deficit).........................       118,822      201,409
Distribution to certificate holders.................      (189,454)    (310,335)
Securities valuation allowance, net.................        53,583      (24,402)
                                                        ----------   ----------
     Total certificate holders' equity..............     3,441,770    3,325,491
                                                        ----------   ----------
     Total liabilities and certificate holders'
      equity........................................    $3,489,768   $3,378,887
                                                        ==========   ==========

                See accompanying notes to financial statements

                       IMPERIAL GOVERNMENT INCOME TRUST
                              Statement of Income
                          For the three months ending
                                March 31, 1996
                                  (Unaudited)




         Revenues:
            Interest income.........................        $41,781
            Loan administration, net of $32,664
               amortization.........................         45,465
                                                            -------
                                                             87,246
                                                            -------

         Expenses:
            General and administrative expenses              18,159
                                                            -------
                                                             18,159
                                                            -------


            Net Income                                      $69,087
                                                            =======

                See accompanying notes to financial statements

                       IMPERIAL GOVERNMENT INCOME TRUST
                            STATEMENT OF CASH FLOW

                                   Unaudited



                                                              ---------------------------
                                                              Three months ending 3/31/96
                                                              ---------------------------
Cash flows from operating activities:
  Net income..............................................           $   69,087
  Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
  Amortization of purchased mortgage servicing rights.....               32,664
  Net change in other liabilities.........................              (22,652)
                                                                     ----------

    Net cash (used in) by operating activities............               79,099
                                                                     ----------

Cash flows from financing activities:
Distributions to certificate holders......................             (120,881)
Declared dividends unpaid.................................               41,023
                                                                     ----------

    Net cash provided by financing activities.............              (79,858)
                                                                     ----------

Net change in cash........................................                 (759)
Cash at beginning of period...............................               45,694
                                                                     ----------

Cash at end of period.....................................           $   44,935
                                                                     ==========

                See accompanying notes to financial statements.

                       IMPERIAL GOVERNMENT INCOME TRUST
                         Notes to Financial Statements
                               December 31, 1995



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Imperial Government Income Trust (the Trust) was formed on August 4, 1995 for the purpose of acquiring investments in mortgage-backed securities guaranteed by Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) and beneficial interests in mortgage servicing rights for GNMA.

The assets of the Trust will be liquidated on the earlier of (I) May 2, 2001 and
(ii) the date the total remaining mortgage-backed securities and beneficial interests in mortgage servicing rights fall below a net asset value of approximately $850,000.

PURCHASED MORTGAGE SERVICING

An analysis of purchased mortgage servicing is as follows:

                                              12/31/95         3/31/96
                                             ----------       ---------

           Balance, beginning of period               0       1,097,738
           Purchased servicing               $1,155,726               0
           Amortization                         (57,988)        (32,664)
                                             ----------       ---------

           Balance, end of period            $1,097,738       1,065,074
                                             ==========       =========

LOAN ADMINISTRATION

At March 31, 1996 the Trust's portfolio of mortgage loan servicing cash flows which are serviced by ICII was comprised of approximately $77 million of GNMA securities and are backed by FHA and VA.

Related fiduciary funds held by ICII on behalf of the investors in non-interest bearing accounts totaled approximately $1.7 million at March 31, 1996. In connection with its loan administration activities, ICII makes certain payments of attorney's fees and other costs related to loan foreclosures. To the extent these payments are not reimbursable to ICII, the Trust may be required to cover the cost. Additionally, ICII is required to make payments of certain property taxes and insurance premiums in advance of collecting them from specific mortgagors when necessary.

MORTGAGE-BACKED SECURITIES

The carrying value (amortized cost) and estimated fair values of mortgage-backed securities available for sale are as follows;

                                                March 31, 1995
                             ---------------------------------------------------
                                            Gross          Gross       Estimated
                             Amortized    unrealized     unrealized       fair
                               cost         gains         losses         value
                             ---------    ----------     ----------    ---------
Federal National
 Mortgage Association        $  383,533        -          (14,836)       368,697

Government national
 Mortgage Association         1,795,424        -           (9,566)     1,785,858
                             ----------   ----------     --------      ---------

                             $2,178,957        -          (24,402)     2,154,555
                             ==========   ==========     ========      =========

The mortgage-backed securities included above have contractual terms to maturity ranging up to 30 years, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

FAIR VALUE OF FINANCIAL INSTUMENTS

The estimated fair values of the Trust's financial instruments are as follows as of March 31, 1996.

                                              Carrying      Fair
                                               value        value
                                             ----------   ---------
          Financial instrument:
           Cash                              $   44,935      44,935
           Mortgage-basked securities         2,154,555   2,154,555
           Purchased mortgage servicing       1,065,074   1,234,409

Cash: The fair value of cash approximates the carrying value reported in the balance sheet.

Mortgage-Backed Securities: The fair value of mortgage-backed securities is estimated based on quoted market prices.

Purchased Mortgage Servicing: The fair value is estimated by discounting future cash flows using credit and discount rtes that the Trust believes reflects the estimated credit, interest rate and prepayment risks associated with similar types of instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Trust was formed on August 4, 1995 ( the "Commencement Date"). The Trust is a self liquidating trust, with a 66 month target term. Upon the commencement date, it had 90 days to acquire assets according the terms of its Trust Agreement.

          On November 2, 1995, the Trust closed pursuant to the Trust Asset Acquisition and Administration Agreement and a Reference Agreement dated August 4, 1995 between Imperial Credit Advisors, Inc. as Administrator and First Trust of California National Association, as Trustee. The Trust accepted a total of $3,769,830 gross offering proceeds, resulting in $3,458,819 net proceeds available for investment in Trust assets.

          The Trust is required to pass through to its certificate holders on the 22nd day of each month the previous months' collection of principal and interest from the mortgage backed securities and the servicing fees collected from its GNMA mortgage servicing rights portfolio, net of fees and expenses.

SERVICING RIGHTS

          The Trust's basis in mortgage servicing rights, net of amortization based on assumed prepayment rates, is reflected on the balance sheet as "Purchased Mortgage Servicing Rights" ("PMSR's"). During the period from the Commencement Date through March 31, 1996, the Trust purchased beneficial interests in a pool of GNMA mortgage servicing rights at a purchase price of $1,155,726. This represented approximately 35% of the total Trust assets.

          The MSR pool on March 31, 1996 contained 768 loans with a principal balance of $76,926,044 and an average loan balance of $100,164. The weighted average note rate is 7.36%. The portfolio is geographically distributed in 12 states, with major distribution in Virginia, California, Maryland, Nevada, and Tennessee. At December 31, 1995, loans delinquent 30 days or more comprised of 9.1% of the total portfolio.

          The Trust's beneficial interests in servicing rights are subject to volatility in the event of unanticipated prepayments or defaults. Prepayments in excess of those anticipated at the time such interests are purchased would result in decreased future servicing income. Such decreases in future servicing income would result in accelerated amortization and/or impairment of servicing rights.


MORTGAGE BACKED SECURITIES

          The Trust purchased $1,798,745 of fixed rate mortgage backed securities issued by the Government National Mortgage Association (GNMA) with an annual yield of 7.50% due October 15, 2025, at a price of 101-19/32% of the face value of such securities and $383,646.00 of Federal National Mortgage Association (FNMA) mortgage backed securities with an annual yield of 6.50% due November 1, 2002, at a price of 100-11/32% of the face value of such securities. The total purchase price of the mortgage backed securities including accrued interest was $2,178,957.

          These mortgage backed securities are classified as "available-for-sale" and are recorded at fair value, with unrealized gains and losses included from operations and reported as a separate component of Certificate holder's equity. The estimated fair value of these securities at March 31, 1996 is $1,785,858 and $368,697 for the GNMA and FNMA pools respectively, based on quoted market prices.

          For the quarter ended March 31, 1996, the Trust received $87,246 in total revenues, comprised of $41,781 of interest income on the GNMA and FNMA mortgage backed securities and $45,465 in net servicing fees from the Trust's beneficial interest in mortgage servicing rights. Total expenses for the period were $18,159 representing advisor fees and other general and administrative expenses. The net income during the period was $69,087.

INFLATION

          The Financial Statements and Notes thereto herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Trust's operations. Unlike many operating companies, nearly all of the assets and liabilities of the Trust's operations are monetary in nature. As a result, interest rates have a greater impact on the Trust's performance than do the effects of general levels of inflation. Inflation affects the Trust's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of rising interest rates, the fair market value the Trust's mortgage backed securities will tend to decline as current interest rates become higher than the Trust's mortgage portfolio. However, as interest rates increase, loan prepayments tend to decline, such that the value and earnings from the servicing portfolio tend to increase.


LIQUIDITY AND  CAPITAL RESOURCES

          The Trust's is not an operating entity, and has no need for liquidity. All revenues of the Trust, net of fees and expenses, are distributed to the Certificate holders.

PART II. OTHER INFORMATION
- --------------------------



Item 1 - 5  Not Applicable

Item 6      Exhibits and reports on Form 8-K

            Exhibit 27 - Financial Data Schedule

            No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IMPERIAL GOVERNMENT INCOME TRUST
                                         Series I

                                         By, Imperial Credit Advisors, Inc.,
                                             Trust Administrator



Date:  May 14, 1996                      By: /s/ Thomas O. Markel, Jr.
                                             --------------------------------
                                             Thomas O. Markel, Jr.
                                             President