Form 10-Q
period 1996-06-30
IMPERIAL GOVERNMENT INCOME TRUST SERIES I
filed 1996-08-20
CIK 900472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                            COMMISSION FILE NUMBER:



                   IMPERIAL GOVERNMENT INCOME TRUST SERIES I


     CALIFORNIA                                       33-6172937
- -------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)



           20371 IRVINE AVENUE, SANTA ANA HEIGHTS, CALIFORNIA  92707

                                (714) 474-8500


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES      NO  X
    ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST POSSIBLE DATE:


          CLASS                 CERTIFICATES OUTSTANDING AT AUGUST 13, 1996
          -----                 -------------------------------------------

PASS-THROUGH CERTIFICATES                       3,769,830

                       IMPERIAL GOVERNMENT INCOME TRUST

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------


Part 1 - Financial Information


                                                                           Page
                                                                           ----
Item 1.     Financial Statements:

            Balance Sheet -
            June 30, 1996- (Unaudited)                                       1

            Statement of Income - (Unaudited)
            June 30, 1996                                                    2

            Statement of Changes in Certificate Holders Equity (Unaudited)   3

            Statement of Cash Flows - (Unaudited)
            June 30, 1996                                                    4

            Notes to Consolidated Financial Statements (Unaudited)           6

Item 2.     Management's Discussion and Analysis of Financial                7
            Condition and Results of Operations


                          Part II - Other Information

Items 1-5   Not Applicable

Item 6.     Exhibit - and Reports on Form 8-K                               10

            Signatures                                                      11

                       IMPERIAL GOVERNMENT INCOME TRUST
                                 BALANCE SHEET
                                  (Unaudited)


             ASSETS                                                     December 31, 1995     June 30, 1996
Cash.................................................................      $   45,694          $   53,513
Mortgage-backed securities available-for-sale........................       2,232,540           2,101,474
Purchased mortgage servicing rights..................................       1,097,738           1,032,411
Other assets.........................................................         113,796             114,323
                                                                           ----------          ----------

    Total assets.....................................................      $3,489,768          $3,301,721
                                                                           ==========          ==========



LIABILITIES AND CERTIFICATE HOLDERS' EQUITY

Other liabilities....................................................      $    6,553          $   34,173
Dividends Payable....................................................          41,445              37,861
                                                                           ----------          ----------
    Total liabilities................................................          47,998              72,034
                                                                           ----------          ----------

Certificate holders' equity:
Trust certificates...................................................       3,458,819           3,458,819
Retained earnings (Deficit)..........................................         118,822             246,243
Distribution to certificate holders..................................        (189,454)           (424,061)
Securities valuation allowance, net..................................          53,583             (51,314)
                                                                           ----------          ----------

    Total certificate holders' equity................................       3,441,770           3,229,687
                                                                           ----------          ----------

    Total liabilities and certificate holders' equity................      $3,489,768          $3,301,721
                                                                           ==========          ==========

                See accompanying notes to financial statements

                       IMPERIAL GOVERNMENT INCOME TRUST
                              Statement of Income
                         For the 1st and 2nd quarters
                                     1996
                                  (Unaudited)

                                                                             Three months        Six months
                                                                                ended              ended
                                                                             March 31, 1996     June 30, 1996
Revenues:
   Interest income..........................................................   $41,781            $ 81,282
   Loan administration, net of $32,664 (three mo. amortization)
            and $65,327 (six mo. amortization)..............................    45,465              93,658
                                                                               -------            --------
                                                                                87,246             174,940
                                                                               -------            --------

Expenses:
   General and administrative expenses......................................    18,159              46,734
                                                                               -------            --------
                                                                                18,159              46,734
                                                                               -------            --------


   Net Income                                                                  $69,087            $128,206
                                                                               =======            ========



                See accompanying notes to financial statements
                                       2

                       IMPERIAL GOVERNMENT INCOME TRUST
              STATEMENT OF CHANGES IN CERTIFICATE HOLDERS' EQUITY




                                                                           Proceeds from
                                                                         Issuance of Trust
                                                                           Certificates               Retained Earnings
                                                                         -----------------            -----------------
Balance - December 31, 1995..........................................        $3,458,819                     118,822
Proceeds from issuance of trust certificates.........................                 0                           0
Certificate holders' distribution (net of Sec valuation allow).......                 0                           0
Retained Earnings....................................................                 0                        (785)
Net income for period (Unaudited)....................................                 0                     128,206
                                                                             ----------                    --------

Balance - June 30, 1996..............................................        $3,458,819                    $246,243
                                                                             ==========                    ========

                                                                                                            Total
                                                                         Certificate Holders'        Certificate Holders'
                                                                             Distribution                   Equity
                                                                             ------------            --------------------
Balance - December 31, 1995..........................................
Proceeds from issuance of trust certificates.........................        $(135,871)                  $3,441,770
Certificate holders' distribution (net of Sec valuation allow).......                0                            0
Retained Earnings....................................................         (339,504)                    (339,504)
Net income for period (Unaudited)....................................                0                         (785)
                                                                                     0                      128,206
                                                                             ---------                   ----------
Balance - June 30, 1996..............................................
                                                                             $(475,375)                  $3,229,687
                                                                             =========                   ==========

           See accompanying notes to financial statements.

                       IMPERIAL GOVERNMENT INCOME TRUST
                            STATEMENT OF CASH FLOW

                                   Unaudited

                                                                          Three months        Six months
                                                                             ended              ended
                                                                            3/31/96            6/30/96
                                                                          ------------        -----------
    Cash flows from operating activities:
      Net income......................................................     $  69,087            $ 128,206
      Adjustments to reconcile net income to net cash
           (used in) provided by operating activities:
      Amortization of purchased mortgage servicing rights.............        32,664               65,327
      Net change in other liabilities.................................       (22,652)              11,032
                                                                           ---------            ----------

        Net cash (used in) by operating activities....................        79,099              204,565
                                                                           ---------            ---------

    Cash flows from financing activities:
    Distributions to certificate holders..............................      (120,881)            (234,607)
    Declared dividends unpaid.........................................        41,023               37,861
                                                                           ---------            ---------

         Net cash provided by financing activities....................       (79,858)            (196,746)
                                                                           ---------            ---------

    Net change in cash................................................          (759)               7,819
    Cash at beginning of period.......................................        45,694               45,694
                                                                           ---------            ---------

    Cash at end of period.............................................     $  44,935            $  53,513
                                                                           =========            =========

                       IMPERIAL GOVERNMENT INCOME TRUST
                         Notes to Financial Statements
                                 June 30, 1995



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

PURCHASED MORTGAGE SERVICING

An analysis of purchased mortgage servicing is as follows:


                                   12/31/95      6/30/96
                                   --------      -------
Balance, beginning of period               0    1,097,738
Purchased servicing               $1,155,726            0
Amortization                         (57,988)     (65,327)
                                  ----------    ---------

Balance, end of period            $1,097,738    1,032,411
                                  ==========    =========

LOAN ADMINISTRATION

At June 30, 1996 the Trust's portfolio of mortgage loan servicing cash flows which are serviced by ICII was comprised of approximately $74.7 million of GNMA securities and are backed by FHA and VA.

Related fiduciary funds held by ICII on behalf of the investors in non-interest bearing accounts totaled approximately $1.2 million at June 30, 1996. In connection with its loan administration activities, ICII makes certain payments of attorney's fees and other costs related to loan foreclosures. To the extent these payments are not reimbursable to ICII, the Trust may be required to cover the cost. Additionally, ICII is required to make payments of certain property taxes and insurance premiums in advance of collecting them from specific mortgagors when necessary.

MORTGAGE-BACKED SECURITIES

The carrying value (amortized cost) and estimated fair values of mortgage-backed securities available for sale are as follows;


                                             June 30, 1996
                            -------------------------------------------------
                                           Gross        Gross       Estimated
                            Amortized    unrealized   unrealized      fair
                              cost         gains       losses         value
                            ---------    ----------   ----------    ---------
Federal National
 Mortgage Association       $  365,483            -   (10,240)        355,243

Government national
 Mortgage Association        1,787,305            -   (41,074)      1,746,231
                           -----------   ----------   -------       ---------

                            $2,152,788            -   (51,314)      2,101,474
                           ===========   ==========   =======       =========

The mortgage-backed securities included above have contractual terms to maturity ranging up to 30 years, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Trust's financial instruments are as follows as of June 30, 1996.


                                    Carrying      Fair
                                     value        value
                                    --------      -----

Financial instrument:
 Cash                              $   53,513      53,513
 Mortgage-basked securities         2,101,474   2,101,474
 Purchased mortgage servicing       1,032,411   1,180,036

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

SERVICING RIGHTS

          The Trust's basis in mortgage servicing rights, net of amortization based on assumed prepayment rates, is reflected on the balance sheet as "Purchased Mortgage Servicing Rights" ("PMSR's"). During the period from the Commencement Date through June 30, 1996, the Trust purchased beneficial interests in a pool of GNMA mortgage servicing rights at a purchase price of $1,155,726. This represented approximately 35% of the total Trust assets.

          The MSR pool on June 30, 1996 contained 755 loans with a principal balance of $74,745,323 and an average loan balance of $99,000. The weighted average note rate is 7.36%. The portfolio is geographically distributed in 12 states, with major distribution in Virginia, California, Maryland, Nevada, and Tennessee. At June 30, 1996, loans delinquent 30 days or more comprised of 6.5% of the total portfolio.

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

          These mortgage backed securities are classified as "available-for-sale" and are recorded at fair value, with unrealized gains and losses included from operations and reported as a separate component of Certificate holder's equity. The estimated fair value of these securities at June 30, 1996 is $1,746,231 and $355,243 for the GNMA and FNMA pools respectively, based on quoted market prices.

          For the period ended June 30, 1996, the Trust received $174,940 in total revenues, comprised of $81,282 of interest income on the GNMA and FNMA mortgage backed securities and $93,658 in net servicing fees from the Trust's beneficial interest in mortgage servicing rights. Total expenses for the period were $46,734. The net income during the period was $128,206.


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

PART II. OTHER INFORMATION
- --------------------------


Item 1 - 5    Not Applicable

Item 6        Exhibits and reports on Form 8-K

              Exhibit 27 - Financial Data Schedule

              No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


                                       IMPERIAL GOVERNMENT INCOME TRUST
                                       Series I

                                       By, Imperial Credit Advisors, Inc.,
                                           Trust Administrator



Date:  August 14, 1996                 By: /s/ Thomas O. Markel, Jr.
                                           -------------------------------
                                           Thomas O. Markel, Jr.
                                           President