Form 10-Q
period 1996-09-30
IMPERIAL GOVERNMENT INCOME TRUST SERIES I
filed 1996-11-14
CIK 900472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

YES     NO  X
    ---    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST POSSIBLE DATE:


           CLASS              CERTIFICATES OUTSTANDING AT NOVEMBER 11, 1996
           -----              ---------------------------------------------
PASS-THROUGH CERTIFICATES                       3,769,830

                       IMPERIAL GOVERNMENT INCOME TRUST

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

Part 1 - Financial Information


                                                                            Page
                                                                            ----
Item 1.     Financial Statements:

            Balance Sheet -
            September 30, 1996 - (Unaudited)                                  1

            Statement of Income - (Unaudited)
            Septembr 30, 1996                                                 2

            Statement of Changes in Certificate Holders Equity (Unaudited)    3

            Statement of Cash Flows - (Unaudited)
            September 30, 1996                                                4

            Notes to Consolidated Financial Statements (Unaudited)            6

Item 2.     Management's Discussion and Analysis of Financial                 8
            Condition and Results of Operations

                          Part II - Other Information

Items 1-5   Not Applicable

Item 6.     Exhibit - and Reports on Form 8-K                                10

            Signatures                                                       11

                       IMPERIAL GOVERNMENT INCOME TRUST
                                 BALANCE SHEET

                                  (Unaudited)


                                                                               DECEMBER 31, 1995   SEPTEMBER 30, 1996
                         ASSETS
Cash.......................................................................          $   45,694           $   57,576
Mortgage-backed securities available-for-sale..............................           2,232,540            2,119,888
Purchased mortgage servicing rights........................................           1,097,738              999,747
Interest Income............................................................             113,796              109,992
                                                                                     ----------           ----------

     Total assets..........................................................          $3,489,768           $3,287,203
                                                                                     ==========           ==========


LIABILITIES AND CERTIFICATE HOLDERS' EQUITY

Other liabilities..........................................................          $    6,553           $   51,312
Dividends Payable..........................................................              41,445               38,945
                                                                                     ----------           ----------
     Total liabilities.....................................................              47,998               90,257
                                                                                     ----------           ----------
Certificate holders' equity:
Trust certificates.........................................................           3,458,819            3,458,819
Retained earnings (Deficit)................................................             118,822              301,792
Distribution to certificate holders........................................            (189,454)            (542,718)
Securities valuation allowance, net........................................              53,583              (20,947)
                                                                                     ----------           ----------
     Total certificate holders' equity.....................................           3,441,770            3,196,946
                                                                                     ----------           ----------

     Total liabilities and certificate holders' equity.....................          $3,489,768           $3,287,203
                                                                                     ==========           ==========

                See accompanying notes to financial statements

                       IMPERIAL GOVERNMENT INCOME TRUST
                              Statement of Income

                                  (Unaudited)


                                                                                 Three Months      Nine Months
                                                                                    Ended             Ended
                                                                                Sept 30, 1996     Sept 30, 1996
                                                                                -------------     -------------
Revenues:
     Interest income..........................................................        $35,824          $117,106
     Loan administration, net of $32,663 (three mo. amortization)
                and $97,991 (nine mo. amortization)...........................         47,182           140,840
                                                                                      -------          --------
                                                                                       83,006           257,946
                                                                                      -------          --------

Expenses:
     General and administrative expenses......................................         28,242            74,976
                                                                                      -------          --------
                                                                                       28,242            74,976
                                                                                      -------          --------

     Net Income                                                                       $54,764          $182,970
                                                                                      =======          ========

        See accompanying notes to financial statements

                       IMPERIAL GOVERNMENT INCOME TRUST
              STATEMENT OF CHANGES IN CERTIFICATE HOLDERS' EQUITY


                                                                       Proceeds from
                                                                     Issuance of Trust                       Certificate Holders'
                                                                       Certificates       Retained Earnings     Distribution
                                                                     -----------------    -----------------  --------------------
Balance - December 31, 1995...................................             $3,458,819              $118,822            $(135,871)
Proceeds from issuance of trust certificates..................                      0                     0                    0
Certificate holders' distribution
              (net of securities valuation allowance).........                      0                     0             (427,794)
Retained Earnings.............................................                      0                     0                    0
Net income for period (Unaudited).............................                      0               182,970                    0
                                                                           ----------              --------            ---------

Balance - September 30, 1996..................................             $3,458,819              $301,792            $(563,665)
                                                                           ==========              ========            =========

                                                                               Total
                                                                       Certificate Holders'
                                                                              Equity
                                                                       ------------------
Balance - December 31, 1995...................................                 $3,441,770
Proceeds from issuance of trust certificates..................                          0
Certificate holders' distribution
              (net of securities valuation allowance).........                   (427,794)
Retained Earnings.............................................                          -
Net income for period (Unaudited).............................                    182,970
                                                                               ----------

Balance - September 30, 1996..................................                 $3,196,946
                                                                               ==========

               See accompanying notes to financial statements.

                       IMPERIAL GOVERNMENT INCOME TRUST
                            STATEMENT OF CASH FLOW


                                  (Unaudited)


                                                                   Three Months     Nine Months
                                                                       Ended           Ended
                                                                   Sept 30, 1996   Sept 30, 1996
                                                                   -------------   -------------
Cash flows from operating activities:
 Net income....................................................       $  54,764        $ 182,970
 Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
 Amortization of purchased mortgage servicing rights...........          32,664           97,991
 Net change in other assets & liabilities......................          75,653           86,685
                                                                      ---------        ---------

    Net cash (used in) by operating activities.................         163,081          367,646
                                                                      ---------        ---------

Cash flows from financing activities:
Distributions to certificate holders...........................        (118,657)        (353,264)
Declared dividends unpaid......................................         (40,361)          (2,500)
                                                                      ---------        ---------

    Net cash provided by financing activities..................        (159,018)        (355,764)
                                                                      ---------        ---------

 Net change in cash............................................           4,063           11,882
 Cash at beginning of period...................................          53,513           45,694
                                                                      ---------        ---------

 Cash at end of period.........................................       $  57,576        $  57,576
                                                                      =========        =========

                       IMPERIAL GOVERNMENT INCOME TRUST
                         Notes to Financial Statements
                              September 30, 1996



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

PURCHASED MORTGAGE SERVICING

An analysis of purchased mortgage servicing is as follows:



                                              12/31/95        9/30/96
                                            ----------     ----------
          Balance, beginning of period      $              $1,097,738
          Purchased servicing                1,155,726              0
          Amortization                         (57,988)       (97,991)
                                            ----------     ----------
          Balance, end of period            $1,097,738     $  999,747
                                            ==========     ==========

LOAN ADMINISTRATION

At September 30, 1996 the Trust's portfolio of mortgage loan servicing cash flows which are serviced by ICII was comprised of approximately $73.1 million of GNMA securities and are backed by FHA and VA.

Related fiduciary funds held by ICII on behalf of the investors in non-interest bearing accounts totaled approximately $1.8 million at September 30, 1996. In connection with its loan administration activities, ICII makes certain payments of attorney's fees and other costs related to loan foreclosures. To the extent these payments are not reimbursable to ICII, the Trust may be required to cover the cost. Additionally, ICII is required to make payments of certain property taxes and insurance premiums in advance of collecting them from specific mortgagors when necessary.

MORTGAGE-BACKED SECURITIES

The carrying value (amortized cost) and estimated fair values of mortgage-backed securities available for sale are as follows;


                                            September 30, 1996
                            -----------------------------------------------
                                            Gross      Gross      Estimated
                            Amortized    unrealized  unrealized     fair
                               cost         gains      losses       value
                            ----------   ----------  ----------   ----------
Federal National
 Mortgage Association       $  353,594        -         (1,757)     351,837

Government national
 Mortgage Association        1,782,683        -        (14,632)   1,768,051
                            ----------                 -------    ---------

                            $2,136,277        -        (16,389)   2,119,888
                            ==========   ==========    =======    =========

The mortgage-backed securities included above have contractual terms to maturity ranging up to 30 years, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Trust's financial instruments are as follows as of September 30, 1996.


                                              Carrying      Fair
                                               value        value
                                             ----------   ---------

          Financial instrument:
           Cash                              $   57,576      57,576
           Mortgage-basked securities         2,119,888   2,119,888
           Purchased mortgage servicing         999,747     930,025

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

SERVICING RIGHTS

          The Trust's basis in mortgage servicing rights, net of amortization based on assumed prepayment rates, is reflected on the balance sheet as "Purchased Mortgage Servicing Rights" ("PMSR's"). During the period from the Commencement Date through September 30, 1996, the Trust purchased beneficial interests in a pool of GNMA mortgage servicing rights at a purchase price of $1,155,726. This represented approximately 35% of the total Trust assets.

          The MSR pool on September 30, 1996 contained 735 loans with a principal balance of $72,494,259 and an average loan balance of $98,600. The weighted average note rate is 7.57%. The portfolio is geographically distributed in 12 states, with major distribution in Virginia, California, Maryland, Nevada, and Arizona At September 30, 1996, loans delinquent 30 days or more comprised of 21% of the total portfolio.

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

          These mortgage backed securities are classified as "available-for-sale" and are recorded at fair value, with unrealized gains and losses included from operations and reported as a separate component of Certificate holder's equity. The estimated fair value of these securities at September 30, 1996 is $1,768,051 and $351,837 for the GNMA and FNMA pools respectively, based on quoted market prices.

          For the period ended September 30, 1996, the Trust received $257,946 in total revenues, comprised of $117,106 of interest income on the GNMA and FNMA mortgage backed securities and $140,840 in net servicing fees from the Trust's beneficial interest in mortgage servicing rights. Total expenses for the period were $74,976. The net income during the period was $182,970.


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

PART II. OTHER INFORMATION
--------------------------



Item 1 - 5  Not Applicable

Item 6      Exhibits and reports on Form 8-K

            Exhibit 27 - Financial Data Schedule

            No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


                                       IMPERIAL GOVERNMENT INCOME TRUST
                                       Series I

                                       By, Imperial Credit Advisors, Inc.,
                                       Trust Administrator



Date:  November 14, 1996               By: /s/ Thomas O. Markel, Jr.
                                           -------------------------------
                                           Thomas O. Markel, Jr.
                                           President